Form 10-K
ADVANTA REVOLVING HOME EQUITY LOAN TRUST 1998-A
filed 1999-04-01
CIK 1064617

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998

                                     OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from________________to_______________.
Commission file number 333-37107-04

ADVANTA Revolving Home Equity Loan Trust 1998-A

New York                      "not available"
   (State of other jurisdictio        (IRS Employer
    incorporation or organizat           Identification No.)

c/o Bankers Trust Company
4 Albany Street
New York, NY   10015

Registrant's telephone number, including area code:  (212) 250-2500

Securities registered pursuant to Section 12(b) of the Act.

Title of each class                           Name of each exchange on
                                                        which registered:
     None                                           None

Securities registered pursuant to Section 12(g) of the Act:
     None
                              (Title of class)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes             X               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ($ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

$70,531,339.62

Documents Incorporated by Reference:  Not Applicable


PART 1

ITEM 1 - BUSINESS

The ADVANTA Revolving Home Equity Loan Trust 1998-A, (the "Trust" or
"Issuer") is a New York common law trust established as of June 1, 1998, pursuant to a Pooling and Servicing Agreement (the "Pooling and
Servicing Agreement") between ADVANTA Mortgage Conduit Services, Inc.
as sponsors (the "Sponsor") and ADVANTA Mortgage Corp. USA as Master
Servicer (the "Master Servicer") (together, the "Companies") and Bankers
Trust Company, acting thereunder not in its individual capacity but solely as trustee (the "Trustee"). The Issuer's only purpose is the issuance of $80,000,000.00 principal amount of ADVANTA Revolving Home Equity Loan
Asset Backed Notes, Series 1998-A, Class A (the "Certificates")
 and the subordinated residual certificates pursuant to the Pooling and Servicing Agreement. On June 1, 1998, the Sponsor sold
$80,000,000.00 aggregate principal amount of mortgage loans (the "Mort-gage Loans"), to the Issuer in exchange for the Certificates, and sold the Certificates pursuant to a public offering, the underwriting of which was managed by J.P. Morgan & Co.
The Mortgage Loans and the distributions thereon, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon, are the only significant assets of the Issuer. The Certificates represent obligations solely of the Issuer. The Certificates were registered under a Registration Statement (file no. 333-37107) on Form S-3 declared effective on October 30, 1997.

ITEM 2 - PROPERTIES

The Issuer neither owns nor leases any physical properties.

ITEM 3 - LEGAL PROCEEDINGS

The Master Servicer is not aware of any material pending legal proceedings involving either the Issuer, the Trustee, the Sponsor or the Master Servicer with respect to the Certificates or the Issuer's property.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of the holders of beneficial interests in the Issuer through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCK-
HOLDER MATTERS

The Trust is not an issuer of common stock in a corporation, although the Certificates represent equity interest that has voting rights. The equity of the Trust consists of the beneficial or ownership interest therein for which, to the best knowledge of the Master Servicer, there is no established public trading market.

As of March 4, 1999, there were approximately 3 holders of the Class A-1 Certificates. The number of holders includes individual participants in security position listings. As of December 26, 1998, 6 monthly distributions had been made to the holders of the Certificates.


ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

On June 1, 1998, the Issuer issued $80,000,000.00 aggregate principal amount of Class A-1 Certificates having a variable monthly rate, which are collateralized by Mortgage Loans.
The sale of the Mortgage Loans to the Issuer, the issuance of the Certificates and the simultaneous delivery of the Certificates to the Companies for sale pursuant to a public offering, the underwriting of which was co-managed by
 J.P. Morgan & Co., has been accounted for as a sale of the Certificates. The value of the Certificates issued by the Issuer equaled the value of the Mortgage Loans conveyed to the Issuer by the Companies, plus funds held in the Prefunding Account (if any) and subsequently used to acquire additional mortgage loans. Accordingly, there was no income, expense, gain or loss resulting from the aforementioned transaction.

CAPITAL RESOURCES AND LIQUIDITY

The Issuer's primary sources of funds with respect to the Certificates will be receipts of interest on and principal of the Mortgage Loans, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon. The respective management's of the Companies believe that the Issuer will have sufficient liquidity and capital resources to pay all amounts on the Certificates as they become due and all other anticipated expenses of the Issuer. The Issuer does not have, nor will it have in the future, any significant source of capital for payment of the Certificates and its operating expenses other than the receipt of interest on and principal of the mortgage loans, certain insurance proceeds and certain proceeds obtained on foreclosure and any payments made by the Certificate Insurer. The Issuer is a limited purpose trust. The Certificates represent obligations solely of the Issuer.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Issuer does not have any directors or officers.

ITEM 11 - EXECUTIVE COMPENSATION

Not applicable.See "Item 10-Directors and Executive Officers of the Registrant".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA Home Revolving Home Equity Loan Certificates, Series 1998-A, Class A ("Class A Certificates"), the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA Home Equity Loan Certificates, Series 1998-A, .;(ii) the principal amount of the Class A-1 Certificates and (iii) the percent that the principal amount of Class A-1 Certificates owned represents of the outstanding principal amount of the Class A-1 Certificates. The information set forth in the table is based upon information obtained by the Issuer from Depository Trust Company.
The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                Amount Owned
                              (All Dollar Amounts are in Thousands)
Name and Address                 Principal        Percent

Class A-1 Certificates
Bankers Trust Company
J. Lasher, c/o BT Services Tennessee
648 Grassmere Park Drive
Nashville, TN 37211                                     25.00%

DB Clearing Services
Lou Pagnotta
175 Water Street
New York, NY 10038                                      40.00%

Deutsche Bank A.G., NY Branch
Frank Gillick
31 West 52nd Street
New York, NY 10019                                      35.00%

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a)     The following documents are filed as part of this report:
              1.   Financial Statements:    Not applicable.
              2.   Financial Statement Schedules:    Not applicable.
              3.   Exhibits:   As the Issuer was established as of June 1,
1998, the Master Servicer was obligated to prepare an Annual Statement to Certificateholders as to Compliance for the year ended December 31, 1998, and mail such statement to the Certificateholders on or before the last day of March, 1999 and Independent Certified Public Accountants were required to prepare an annual report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Pooling and Servicing Agreement on or before the last day of March, 1999. The Annual Statement to Certificate-holders as to Compliance is included herewith as Exhibit 28.1 and the Annual Independent Certified Public Accountants' Report is included herewith as
Exhibit 28.2. The Statement to Certificateholders on December 28, 1998, is included herewith as Exhibit 28.3.

 Exhibit No.                  Description

              *3.1            Certificates of Incorporation of the
                              Companies

              *3.2            By-laws of the Companies

              *4              Pooling and Servicing Agreement

              28.1 Annual Statement to Certificateholders as to Compliance for the year ended
                              December 31, 1998.

              28.2            Annual Independent Certified Public
                              Accountants' Report.

              28.3            Report of Management on Compliance
                              with Minimum Servicing Standards.

              28.4            Statement to Certificateholders on
                              December 26, 1998.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective October
30, 1997.

(b)    Reports on Form 8-K.
              6 reports on Form 8-K have been filed by the Issuer during the period covered by this report.

                                         Items Reported/Financial
Date of Reports on Form 8-K    Statements Filed



              July 27, 1998   Monthly Report for the June 1998 Monthly
                              Period relating to the ADVANTA Home Equity
                              Loan Pass-through Certificates 1998-A, Class
                              A-1, issued by the ADVANTA  Home Equity
                              Loan Trust 1998-A.

              August 25, 1998 Monthly Report for the July 1998 Monthly
                              Period relating to the ADVANTA Home Equity
                              Loan Pass-through Certificates 1998-A, Class
                              A-1, issued by the ADVANTA  Home Equity
                              Loan Trust 1998-A.

              September 25, 19Monthly Report for the August 1998 Monthly
                              Period relating to the ADVANTA Home Equity
                              Loan Pass-through Certificates 1998-A, Class
                              A-1, issued by the ADVANTA  Home Equity
                              Loan Trust 1998-A.


              October 25, 1998Monthly Report for the September 1998 Monthly
                              Period relating to the ADVANTA Home Equity
                              Loan Pass-through Certificates 1998-A, Class
                              A-1, issued by the ADVANTA  Home Equity
                              Loan Trust 1998-A.

              November 25, 199Monthly Report for the October 1998 Monthly
                              Period relating to the ADVANTA Home Equity
                              Loan Pass-through Certificates 1998-A, Class
                              A-1, issued by the ADVANTA  Home Equity
                              Loan Trust 1998-A.

              December 28, 199Monthly Report for the November 1998 Monthly
                              Period relating to the ADVANTA Home Equity
                              Loan Pass-through Certificates 1998-A, Class
                              A-1, issued by the ADVANTA  Home Equity
                              Loan Trust 1998-A.


(c)    See "Item 14(a) (3)-Exhibits".
(d)    Not applicable.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTA Mortgage Corp., USA,
as Master Servicer and on behalf of

ADVANTA Revolving Home Equity Loan Trust 1998-A
                 Registrant


BY;      /s/ William P. Garland
              William P. Garland
              Senior Vice President
              Loan Service Administration



March 31, 1999


INDEX TO EXHIBITS (Item 14(c))

  Exhibit #                     Description

*3.1                          Certificates of Incorporation of the Companies

*3.2                          By-laws of the Companies.

*4                            Pooling and Servicing Agreement

28.1 Annual Statement to Certificateholders as to Compliance for the year ended December 31, 1998.

28.2 Annual Independent Certified Public Account-ants' Report.

28.3                          Report of Management on Compliance with
                              Minimum Servicing Standards.

28.4                          Statement to Certificateholders on December 28,
                              1998.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective October 30, 1997

                                              EXHIBIT 28.1
March 24, 1999

Bankers Trust Company
Attention:  Mark McNeill
3 Park Plaza --  16th Floor
Irvine, CA  92714


RE:  Annual Statement as to Compliance

Pursuant to that certain Loan Servicing Agreement ("Agreement") dated as of
June 1, 1998, relating to ADVANTA Revolving Home Equity Loan Trust 1998-A, I,
William P. Garland, hereby certify that (I) a review of the activities of the Servicer during the preceding year and the performance under this Agreement has been made under my supervision, and (II) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for such year.

Sincerely,



BY;      /s/ William P. Garland
              William P. Garland
              Senior Vice President
              Loan Service Administration

WPG/cg

cc:     Mr. James L. Shreero
         Mary T. Woehr, Esq.
         Mr. Mark Casale

                                              EXHIBIT 28.2
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To ADVANTA Mortgage Corp. USA:

We have examined management's assertion included in the accompanying Report of Management on Compliance with Minimum Servicing Standards, that Advanta
Mortgage Corp. USA, an indirect wholly-owned subsidiary of Advanta Corp., complied with the minimum servicing standards identified in the Mortgage Bankers Association of
America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that
Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and mortgage contingent liability protection coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 1998.  As discussed in the accompanying Report of Management on Compliance with Minimum Servicing
Standards, Management is responsible for Advanta Mortgage Corp. USA's compliance with those minimum servicing standards and for maintaining a fidelity bond and errors and omissions policies.  Our responsibility is to express an opinion on management's assertion about Advanta Mortgage Corp. USA's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Advanta Mortgage Corp. USA's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances.  We believe that our examination provides a reasonable basis for our opinion.  Our examination does not provide a legal determination on Advanta Mortgage Corp. USA's compliance with the minimum servicing standards.

In our opinion, management's assertion that Advanta Mortgage Corp. USA complied with the aforementioned minimum servicing standards and that Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and mortgage contingent liability protection coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 1998 is fairly stated, in all material respects.

BY;      /s/ Arthur Andersen LLP

Philadelphia, PA
January 26, 1999

                                              EXHIBIT 28.3
REPORT OF MANAGEMENT ON COMPLIANCE WITH
MINIMUM SERVICING STANDARDS


As of and during the year ended December 31, 1998, Advanta Mortgage Corp. USA has complied in all material respects with the minimum servicing standards as set forth in the
Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage
Bankers.  As of and during the same period, Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and mortgage contingent liability protection coverage in the amount of $5 million per occurrence.


BY;      /s/ William P. Garland               BY;      /s/ James L. Shreero
              William P. Garland                              James L. Shreero
              Senior Vice President                           Senior Vice President
              Loan Servicing                                  and Chief Financial
                                                              Officer
                                                              Finance and Accounting

                                              EXHIBIT 28.4

              ADVANTA Revolving Home Equity Loan Trust 1998-A

                         Statement to Certificateholders

              Original        Prior
              Face            Principal
Class         Value           Balance         Interest        Principal      Total
A                   80,000,000      75,054,234           358,6      1,107,903        1,466,511.26

Totals              80,000,000      75,054,234           358,6      1,107,903        1,466,511.26

                                              Current         Pass-Through
              Realized        Deferred        Principal       Rates
Class         Losses          Interest        Balance         Current        Next
A                                                   73,946,330      5.212340%       5.794380%

Totals                                              73,946,330.64

                              Prior                                                          Current
                              Principal                                                      Principal
Class         CUSIP           Balance         Interest        Principal      Total           Balance
A                00757CAC2          938.177930        4.482594      13.848797       18.331391     924.329133

Delinquent Loan Information:
                                                              90+ Days       Loans           Loans
                              30-59           60-89           excldg f/c,REO in              in
                              Days            Days            & Bkrptcy      Bankruptcy      REO
Group 1       Principal Balanc        1,591,78           413,5         438,36
              % of Pool Balanc        2.08360%        0.54130%       0.57380%        0.00000%       0.00000%
              Number of Loans               56              16             15               0              0

                                              Loans in Bankrup       Group 1                         -

Servicing Fee Due and Payable for Period:                                                               32,2
Insurance Premiums Due for Period:                                                                      10,6
Indenture Trustee Fee Due for Period:
Owner Trustee Fee Due for Period:

Net Funds Cap Carry-Forward Amount:
Unpaid Class A Note Interest Shortfall Amount:

The Amount of Insured Payment Made this Period:

Total Substitution Amount
Total Loan Purchase Price Amount

Book Value or REO Properties:

The Step-Down Amount

The Originator Interest Amount                                                                     2,448,979

The Non-Subordinated Originator's Interest Amount

Accelerated Principal Payment

Overcollateralization Deficit

Beginning Pool Balance                                                                           77,503,213.
Ending Pool Balance                                                                              76,395,310.

Three Largest Unpaid Balances:

              Loan Number                     Principal Balance
                       1069660                     284,000.00
                       1054800                     215,292.92
                       1056450                     211,937.34



